Form 10-Q
period 1996-03-31
MAXUM HEALTH CORP
filed 1996-05-15
CIK 877651

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________.

     Commission file number 0-23140

                              MAXUM HEALTH CORP.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                     75-2287276
     ---------------------------------                 ---------------------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

          14850 Quorum Drive, Suite 400, Dallas, Texas         75240
     -----------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                (214) 716-6200
           ---------------------------------------------------------
              (Registrant's telephone number including area code)

- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X         No
                                                   --------       --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
   -------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              2,273,555 shares of Common Stock as of May 14, 1996

                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 1996
         (unaudited) and December 31, 1995..............................     3

      Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 1996 and 1995.............     4

      Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 1996 and 1995.............     5

      Notes to Condensed Consolidated Financial Statements..............     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................    10

SIGNATURES..............................................................    12

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
- - -------------------------------------------------------------------------------

                                                              March 31,    December 31,
                                                                 1996          1995
                                                              ----------   ------------
                                                              (Unaudited)
ASSETS
- - ------

CURRENT ASSETS:
   Cash and cash equivalents                                    $  1,753       $  1,870
   Trade accounts receivable, less allowances of $3,893 and
      $3,283, respectively                                         6,707          6,916
   Lease and other receivables                                       509            490
   Other current assets                                            2,524          1,704
                                                                --------       --------
          Total current assets                                    11,493         10,980
 PROPERTY AND EQUIPMENT, less accumulated
   depreciation of $11,318 and $10,278, respectively              11,853         12,386
INVESTMENTS IN PARTNERSHIPS                                          390            442
OTHER ASSETS                                                         855          1,071
INTANGIBLE ASSETS                                                  4,077          4,047
                                                                --------       --------
TOTAL                                                           $ 28,668       $ 28,926
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
- - -------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and other accrued expenses                  $  5,180       $  5,519
   Current portion of long-term liabilities                        5,981          6,143
   Accrued equipment related costs                                 1,856          1,546
                                                                --------       --------
          Total current liabilities                               13,017         13,208
LONG-TERM LIABILITIES                                             20,364         19,723
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock: 10,000,000 shares of $.01 par value
      authorized; 3,005,055 shares issued                             30             30
   Common stock warrant for 700,000 shares                             7              7
   Additional paid-in capital                                     19,693         19,693
   Accumulated deficit                                           (24,178)       (23,470)
   Treasury stock at cost, 731,500 shares                           (265)          (265)
                                                                --------       --------
          Total stockholders' (deficiency) equity                 (4,713)        (4,005)
                                                                --------       --------
TOTAL                                                           $ 28,668       $ 28,926
                                                                ========       ========

See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except shares and per share data)
- - --------------------------------------------------------------------------------

                                                Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1996         1995
                                             -----------  -----------
REVENUES:
   Contract services                         $    9,816   $    9,080
   Patient services                               2,977        2,364
   Other                                            283          263
                                             ----------   ----------
            Total revenues                       13,076       11,707

COSTS OF OPERATIONS:
   Cost of services                               7,475        6,864
   Provision for bad debts                          211          349
   Equipment leases                               3,515        3,414
   Depreciation                                   1,053          611
                                             ----------   ----------
            Total costs of operations            12,254       11,238
                                             ----------   ----------
GROSS PROFIT                                        822          469

CORPORATE OVERHEAD                                1,042          914
                                             ----------   ----------
LOSS FROM COMPANY OPERATIONS                       (220)        (445)

EQUITY IN EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                       80           63
                                             ----------   ----------
OPERATING LOSS                                     (140)        (382)

INTEREST EXPENSE, Net                               568          256
                                             ----------   ----------
NET LOSS                                     $     (708)  $     (638)
                                             ==========   ==========
NET LOSS PER COMMON SHARE                    $    (0.31)  $    (0.29)
                                             ==========   ==========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         2,273,555    2,221,915
                                             ==========   ==========


See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)
- - --------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                     1996      1995
                                                                  ---------  ---------
OPERATING ACTIVITIES:
 Net loss                                                           $  (708)   $  (638)
 Noncash items in net loss:
   Total depreciation and amortization                                1,279        699
   Loss (gain) on sale of assets                                        (30)         1
   Operating expenses financed by issuance of debt                    1,015          -
 Cash provided (used) by changes in operating working capital:
   Receivables                                                          208        515
   Other current assets                                                (623)      (123)
   Accounts payable and other accrued expenses                         (240)      (783)
                                                                    -------    -------
    Net cash provided (used) by operating activities                    901       (329)

INVESTING ACTIVITIES:
 Additions to property and equipment                                   (466)       (94)
 Proceeds from the sale of assets                                       199        240
 Partnerships' distributions under equity
  in their earnings and minority interest                                52        (78)
 Other                                                                   12       (165)
                                                                    -------    -------
    Net cash used by investing activities                              (203)       (97)

FINANCING ACTIVITIES:
 Payments on debt and capital lease obligations                      (1,050)    (2,470)
 Proceeds from issuance of debt                                         235          -
                                                                    -------    -------
    Net cash used by financing activities                              (815)    (2,470)
                                                                    -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (117)    (2,896)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                  1,870      6,950
                                                                    -------    -------
 End of period                                                      $ 1,753    $ 4,054
                                                                    =======    =======

SUPPLEMENTAL INFORMATION:
 Cash paid during the period for interest                           $   416    $   275
 Additions to property and equipment under capital leases           $    83    $ 3,786
 Insurance premiums financed                                        $   196    $   246

See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- - --------------------------------------------------------------------------------

1.   Interim Financial Statements

     The condensed consolidated financial statements of Maxum Health Corp. (the Company or Maxum) included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments necessary for fair presentation of results for the period and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be achieved for the full year.

     The Company has continued to operate while experiencing negative cash flow by completing transactions involving the financing of certain lease and other operating expenses with its primary creditor, and the disposal of certain assets and partnership interests. In its current financial condition, the Company does not have the resources to support its existing debt service and lease requirements and the obligation to settle pending securities litigation.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors noted above may indicate that the Company will be unable to continue as a going concern for a reasonable period of time unless certain financial accommodation transactions with the Company's primary creditor are closed and the Company's stockholders approve the pending Merger (see Note 2). The financial statements do not include any adjustments relating the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

     These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

2.   Pending Merger

     Maxum is a provider of diagnostic imaging and related management services through its imaging network in the Central and Eastern United Sates. The Company delivers its services through a network of Mobile MRI Facilities, Fixed MRI Facilities and Imaging Centers.

     On February 27, 1996, Maxum announced that its Board of Directors has agreed to merge (the Merger) with American Health Services Corp. (AHSC) to form a new medical imaging management company called InSight Health Services Corp. (IHSC). AHSC provides diagnostic imaging and treatment services including MRI, gamma knife technology and other diagnostic equipment to hospitals, physicians and managed care organizations, through the management and operation of hospital-based centers.

     A prerequisite to the consummation of the Merger is a restructuring with General Electric Company, acting through GE Medical Systems (GE Medical), the primary creditor of each of Maxum and AHSC, and its affiliate General Electric Capital Corporation, which would result in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of Maxum and AHSC in exchange for, among other things, the issuance to GE Medical, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHSC Series C Preferred Stock. At the effective time of the Merger, such preferred stock contemplated to be issued to GE Medical will be converted into the right to receive such number of shares of IHSC Series A Preferred Stock as will be convertible into IHSC Common Stock representing approximately 48% of IHSC Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion). Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive certain supplemental service fee payments based on future income of IHSC.

     Management believes that the Company will be able to meet its long-term debt, operating lease and other ongoing obligations through the second quarter of 1996. Without the consummation of the financial accommodations contemplated to be provided by GE Medical sometime in the second quarter of 1996, the Company may be unable to meet its financial obligations and will require further modifications to its debt and lease repayment schedules. Such financial accommodations will be provided by GE Medical once stockholder approval of the proposed Merger is obtained.

     The Merger is subject to certain conditions, including approval by both the Company's and AHSC's stockholders and the closing of the financial accommodation transactions with GE Medical. The stockholders' meetings are expected to be held in the second quarter of 1996, with the consummation of the Merger to occur promptly thereafter.

     In the event that the Merger does not occur by reason of AHSC's or the Company's breach of its obligations under the merger agreement or the failure of its stockholders to approve the Merger, such party who breaches or fails to obtain stockholder approval shall reimburse the other for its legal costs incurred in connection with the Merger. In connection with the Merger, the Company has incurred approximately $0.9 million of legal and professional fees which are included in other current assets at March 31, 1996.

3.   Maxum's Unconsolidated Partnerships

     Following is summarized unaudited income statement data pertaining to the Company's unconsolidated partnerships (amounts in thousands):

                                   Three Months Ended
                                       March 31,
                                   ------------------
                                    1996        1995
                                   ------      ------
           Revenues                $1,212      $1,047
           Expenses                 1,012         990
                                   ------      ------
           Net Income              $  200      $  147
                                   ======      ======

4.  Per Share Data

    Net loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the respective period. Common shares issuable upon exercise of common stock options and warrants are not included as common stock equivalents for the three months ended March 31, 1996 and March 31, 1995, since they are antidilutive (decrease the net loss per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In 1994, the Company completed a restructure of its operations and financial obligations. Restructure activities were primarily focused on lowering equipment financing and other overhead costs, and identifying opportunities for achieving operational efficiencies (Maxum Prior Restructure). For an increased understanding of the following discussion and analysis and "Financial Condition, Liquidity and Capital Resources" refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the year ended December 31, 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The favorable results of the Maxum Prior Restructure have been diminished by continued deterioration in the industry. Maxum has continued to operate while experiencing negative cash flow by completing transactions involving the financing of certain operating expenses by GE Medical, and the disposal of certain assets and partnership interests. Under its current capital structure, Maxum expects that operating losses and negative cash flow will continue in 1996. Maxum believes that it will be able to meet its long-term debt, operating lease and other ongoing obligations through June 30, 1996; however, Maxum believes that its ability to operate as a going concern beyond June 30, 1996, is dependent upon the closing of the financial accommodations with GE and the consummation of the Merger.

     Maxum operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations. Revenues and cash flow have been adversely affected by an increased collection cycle, increased competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile MRI business.

     Net cash provided (used) by operating activities for the three months ended March 31, 1996, was $0.9 million, compared with $(0.3) million for the same period in the prior year. The net $0.9 million provided by operating activities in 1996 included $1.0 million of operating costs that were financed through the issuance of long-term debt. During the three months ended March 31, 1995, there were no similar transactions. Net cash used by investing activities of $0.2 million for the three months ended March 31, 1996, includes $0.5 million of additions to property and equipment and $0.2 million of proceeds from the sales of fixed assets. Net cash used by investing activities of $0.1 million for the three months ended March 31, 1995, includes $0.2 million of proceeds from the sales of fixed assets. Net cash used by financing activities for the three months ended March 31, 1996, includes payments on debt and capital lease obligations of $1.0 million offset by proceeds from the issuance of debt of $0.2 million. Net cash used by financing activities of $2.5 million for the three months ended March 31, 1995, includes a $1.3 million balloon payment in January 1995 to the Company's primary creditor.

RESULTS OF OPERATIONS

     The following tables set forth selected financial data as a percentage of total revenues for the corresponding periods (amounts in whole percentages):

                                 Three Months Ended
                                     March 31,
                                 -------------------
                                  1996         1995
                                 ------       ------
          Total revenues          100           100
          Gross profit              6             4
          Operating loss           (1)           (3)
          Net loss                 (5)           (5)

     REVENUES: Revenues increased $1.4 million during the three months ended March 31, 1996, compared with the same period in 1995. The increase in revenues is due primarily to an increase of $0.7 million in contract services revenue and an increase of $0.6 million in patient services revenue. The increase in contract services relates primarily to an increase in fee-for-service revenues related to the acquisition of approximately 30 customer contracts in April 1995. The increase in patient services revenue is due primarily to the acquisition completed in October 1995.

     COSTS OF OPERATIONS: Costs of operations increased $1.0. million, or 2%, for the three months ended March 31, 1996, compared with the same period in 1995. The increase (decrease) in costs of operations for the three months ended March 31, 1996, compared with the same period in 1995, is comprised of the following (in millions):

          Cost of services           $ 0.6
          Provision for bad debts     (0.1)
          Equipment leases             0.1
          Depreciation                 0.4
                                     -----
          Net increase               $ 1.0
                                     =====

     Cost of services for the three months ended March 31, 1996, increased $0.6 million, compared with the prior year due primarily to (i) incremental costs associated with the Company's aforementioned acquisitions, and (ii) incremental costs associated with the increase in procedure volumes at one of the Company's imaging centers. These increases were partially offset by a $0.3 million sales/use tax refund.

     Depreciation increased $0.4 million due primarily to the addition of several new capital leases during the latter part of 1995 and leasehold improvements at several of the Company's Fixed MRI Facilities.

     CORPORATE OVERHEAD: Corporate overhead increased $0.1 million, or 14%, during the three months ended March 31, 1996, compared with the same period in 1995. This increase is due primarily to an increase in the amortization of intangibles related to the acquisitions completed during 1995, partially offset by a decrease in legal and consulting fees.

     NET LOSS PER COMMON SHARE: The net loss per common share increased to $0.31 for the three months ended March 31, 1996, as compared with $0.29 per share during the same period in 1995. This increase is the net effect of an 11% increase in the net loss for the three months ended March 31, 1996, partially offset by an approximate 2% increase in the weighted average common shares outstanding.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

In May and June 1993, the Company was named a defendant in two lawsuits filed on behalf of a purported class of present and former stockholders in the U.S. District Court for the Southern District of New York (the Court). Also named a defendants were the underwriting firms that led the Company's initial public offering in September, 1991, a former stockholder and senior creditor of the Company, and certain or former members of the Company's Board of Directors and/or executives. These two actions have been consolidated into one action.

On February 22, 1994, the plaintiffs filed a second consolidated amended complaint, which superseded the previously filed complaints. The plaintiffs, who seek to represent a purported class of plaintiffs which acquired the Company's common stock, have alleged that misstatements and omissions were made by the Company and the other defendants in connection with the Company's initial public offering and in subsequent public disclosures from September 19, 1991 until March 1, 1993 when the Company announced that it would write down assets and establish reserves related to the restructuring of its mobile MRI business. The plaintiff's seek monetary damages under various provisions of the federal securities laws and state law in an unspecified amount, as well as other relief.

In March 1994, the Company and all other defendants moved to dismiss the second amended complaint for, among other things, failure to state a claim. On November 18, 1994, the Court granted the motions to dismiss and gave plaintiffs permission to file a third amended complaint.

On January 6, 1995, plaintiffs served their third consolidated amended complaint. At approximately the same time, plaintiffs agreed to dismiss without prejudice their claims against the two underwriter defendants. On June 2, 1995, Maxum and the other defendants moved to dismiss the third amended complaint for failure to state a claim and failure to plead fraud with particularity. At the conclusion of a hearing on October 20, 1995, the Court reserved decision on the motions to dismiss the complaint.

Although the parties have substantially completed their production of documents as a part of pretrial discovery in the action, no depositions have been taken.

On February 23, 1996, while the motions to dismiss were still under consideration by the Court, the defendants, plaintiffs and other interested parties (acting through their respective counsel) entered into a Stipulation of Settlement pursuant to which, subject to certain conditions, the foregoing action will be settled and all claims dismissed on the merits. In anticipation of this settlement, the Company recorded a charge of $1.5 million in the fourth quarter of 1995. As a part of the pending Merger discussed in Note 2, the Company has arranged to borrow approximately $1.9 million to finance the litigation settlement. This borrowing will be payable over a five year period beginning in late 1996.

On April 8, 1996, the Court entered an order that, among other things, approved the proposed settlement on a preliminary basis, set May 27, 1996 as the deadline for interested persons to object to the settlement and to opt-out of the settlement, and scheduled a hearing on June 21, 1996 to determine, among other things, whether to grant final approval to the settlement.

The Stipulation of Settlement will become effective when all the following conditions have been satisfied or waived: (a) the Company having available to it financing for its contribution to the settlement, (b) entry of a Final Judgment of Dismissal by the Court, and (c) entry of a Final Judgment of Dismissal becoming final.

In connection with the pending Merger, the Stock Acquisition Agreement provides that GE Medical shall have no obligations thereunder (or under related documents, including the Restructuring Agreement) unless a final judgment of dismissal has been entered with respect to the aforementioned stockholders litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - none

     (b)  Reports on Form 8-K

          (1) The Company filed a current report on Form 8-K dated February 26, 1996 regarding (i) the settlement of securities litigation and (ii) the Agreement and Plan of Merger with American Health Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MAXUM HEALTH CORP.
                                   Registrant


DATE:  May 14, 1996                /s/ GLENN P. CATO
                                   -------------------------------------
                                   Glenn P. Cato
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Secretary